Form 10QSB
period 2005-10-31
Serino 6, Corp.
filed 2005-12-15
CIK 1331618

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2005: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

SEC 2334 (9-05)

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

13

  Item 5. Other Information

13

  Item 6. Exhibits

13

Signature

14

Certifications

15

PART I

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended October 31, 2005 are not necessarily indicative of results that may be expected for the year ending April 30, 2006. The financial statements are presented on the accrual basis.

SERINO 6 CORP.

(a development stage company)

FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2005

AND FROM INCEPTION (APRIL 29, 2005)

THROUGH OCTOBER 31, 2005

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

SERINO 6 CORP.

(a development stage company)

BALANCE SHEET

As of October 31, 2005 and April 30, 2005

                                     ASSETS

     CURRENT ASSETS                                   Oct. 31, 2005  April 30, 2005

             Cash                                        $      0       $     0

                                                         ---------      --------

                           TOTAL ASSETS                  $      0       $     0

                                                         =========      ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                 $ 1,200       $   500

                                                          --------      --------

                           TOTAL LIABILITIES                1,200           500

     STOCKHOLDER'S EQUITY

       PREFERRED STOCK – par value $0.0001;

         50,000,000 shares authorized;

         none issued or outstanding                             0             0

       Common Stock - par value $0.0001;

         200,000,000 shares authorized;

         100,000 and 1,000,000 issued and outstanding          10           100

       Additional paid in capital                              90             0

       Accumulated Deficit                                 (1,300)         (600)

                                                          --------      --------

       Total stockholder's equity                          (1,200)         (500)

                                                          --------      --------

           TOTAL LIABILITIES AND EQUITY                   $     0       $     0

                                                          ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  SERINO 6 CORP.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

                   For the three months ended October 31, 2005, and

            from inception (April 29, 2005) through October 31,2005

                                         Three Months   Six Months     From Inception to

                                         Oct. 31, 2005 Oct. 31, 2005     Oct. 31, 2005

     REVENUE                               $        0   $         0       $         0

     COST OF SALES                                  0             0                 0

                                           -----------  ------------      ------------

     GROSS PROFIT                                   0             0                 0

     GENERAL AND ADMINISTRATIVE EXPENSES          350           700             1,300

                                           -----------   -----------       -----------

     NET LOSS                                    (350)         (700)           (1,300)

     ACCUMULATED DEFICIT, BEGINNING BALANCE      (950)         (600)                0

                                           -----------   -----------       -----------

     ACCUMULATED DEFICIT, ENDING BALANCE   $   (1,300)   $   (1,300)       $   (1,300)

                                           ===========   ===========       ===========

     EARNINGS PER SHARE

         Net loss per share                              ($0.01)

         Weighted Average

         Number of Common Shares Outstanding            100,000

The accompanying notes are an integral part of these financial statements.

SERINO 6 CORP.

(a development stage company)

STATEMENT OF STOCKHOLDER'S EQUITY

From inception (April 29, 2005) through October 31, 2005

                                                        ADDITIONAL   ACCUMULATED

                              SHARES      COMMON STOCK   PAID IN       DEFICIT       TOTAL

                           -------------  ------------- -----------  ------------ -----------

Stock issued as compensation

 for acceptance of incorporation

 expenses on April 29, 2005

 at $0.0001 per share          1,000,000   $      100  $         0   $        0   $      100

Net loss                                                                   (600)        (600)

                            -------------  ----------- ------------ ------------ ------------

Total at April 30, 2005        1,000,000   $      100  $         0  $      (600)  $     (500)

Stock returned to treasury

 And cancelled on May 1, 2005   (900,000)         (90)          90            0            0

Net loss                                                                   (700)        (700)

                            ------------- ------------ ------------ ------------ ------------

Total at October 31, 2005        100,000  $        10  $        90  $    (1,300) $    (1,200)

                            ============= ============ ============ ============ ============

   The accompanying notes are an integral part of these financial statements.

SERINO 6 CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

For the six months ended October 31, 2005 and

from inception (April 29, 2005) through October 31, 2005

                                                           Three Months           From

CASH FLOWS FROM OPERATING ACTIVITIES                       Oct. 31,2005         Inception

             Net income (loss)                                 $  (700)          $(1,300)

             Stock issued as compensation                            0               100

             Increases (Decrease) in accrued expenses              700             1,200

                                                               --------          --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0

        Beginning cash balance                                       0                 0

                                                               --------          --------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0

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

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry: SERINO 6 CORP. (the Company), a Company incorporated in the state of

New Jersey as of April 29, 2005, plans to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of

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

                                  SERINO 6 CORP.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

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

10.  Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)

under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per

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

Results of Operation

The Company did not have any operating income from inception (April 29, 2005) through September 31, 2005.  For the six months ended October 31, 2005, the Company recognized a net loss of $700.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At October 31, 2005, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending October 31, 2005 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: December 14, 2005

14